Form 10-Q
period 2026-03-31
West Enclave Merger Corp.
filed 2026-06-11
CIK 2104260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended
March 31
, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-43259

West Enclave Merger Corp.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C. Calderon de la Barca 22 Ciudad de Mexico, Mexico	11540
(Address of principal executive offices)	(Zip Code)
(305)
354-0128
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share and one Right	WENC U	The New York Stock Exchange LLC
Ordinary shares, par value $0.0001 per share	WENC	The New York Stock Exchange LLC
Rights, each Right to acquire one-tenth (1/10) of one Ordinary Share	WENC RT	The New York Stock Exchange LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use
the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☒ No ☐
As of June 9, 2026 there were 16,049,583 ordinary shares, $0.0001 par value, issued and outstanding.

WEST ENCLAVE MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL
INFORMATION
Item 1. Interim Financial Statements.
WEST ENCLAVE MERGER CORP.
CONDENSED BALANCE SHEET

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$9,562	$—
Prepaid expenses and other current assets	1,575	15,000

Total current assets	11,137	15,000
Deferred offering costs	647,810	439,470

Total Assets	$658,947	$454,470

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued offering costs	$216,720	$44,850
Accrued expenses	5,310	5,310
Promissory note - related party	73,795	2,420

Total Current Liabilities	295,825	52,580

Commitments and Contingencies (Note 6)
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,083,333 shares issued and outstanding	408	408
Subscription receivable	—	(1,630)
Additional paid-in capital	420,842	420,842
Accumulated deficit	(58,128)	(17,730)

Total Shareholders’ Equity	363,122	$401,890

Total Liabilities and Shareholders’ Equity	$658,947	454,470

(1)
Includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (See Notes 5 and 7). On May 6, 2026 the underwriters fully exercised their over-allotment option at which point 500,000 ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEST ENCLAVE MERGER CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

General and administrative costs	$40,398

Loss from operations	(40,398)

Net loss	$(40,398)

Weighted average shares outstanding, ordinary shares (1)	3,583,333

Basic and diluted net loss per share, ordinary shares	$(0.01)

(1)
Excludes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (See Notes 5 and 7). On May 6, 2026 the underwriters fully exercised their over-allotment option at which point 500,000 ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEST ENCLAVE MERGER CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED
MARCH
31, 2026

	Ordinary shares		Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Shareholder’s Equity
	Shares (1)	Amount
Balance – December 31, 2025	4,083,333	$408	$420,842	$(1,630)	$(17,730)	$401,890
Receipt of subscription receivable	—	—	—	1,630	—	1,630
Net loss	—	—	—	—	(40,398)	(40,398)

Balance – March 31, 2026	4,083,333	$408	$420,842	$—	$(58,128)	$363,122

(1)
Includes an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (See Notes 5 and 7). On May 6, 2026 the underwriters fully exercised their over-allotment option at which point 500,000 ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEST ENCLAVE MERGER CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(40,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	13,425

Net cash used in operating activities	(26,973)

Cash Flows from Financing Activities:
Proceeds from EBC shares	1,630
Proceeds from promissory note - related party	71,375
Payment of offering costs	(36,470)

Net cash provided by financing activities	36,535

Net Change in Cash	9,562
Cash – Beginning of period	—

Cash – End of period	$9,562

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$171,870

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS
West Enclave Merger Corp. (the “Company”) is a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). The Company intends to pursue a Business Combination with a target in any industry or geographic region that can benefit from the expertise and capabilities of the Company’s management team.
As of March 31, 2026 the Company had not commenced any operations. All activity for the period from December 9, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the company’s Initial Public Offering was declared effective on April 29, 2026. On May 1, 2026, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, which is discussed in Note 3, generating proceeds of $100,000,000. On May 6, 2026 the underwriters fully exercised their over-allotment option of 1,500,000 Units at $10.00 per Unit, generating proceeds of $15,000,000.
Simultaneously with the closing of the Initial Public Offering , the Company consummated the sale of 425,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to West Enclave Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), or their designees. On May 6, 2026 the upon the underwriters exercise of their over-allotment option of 1,500,000 Units at $10.00, the Company sold an additional 41,250 Private Placement Units at $10.00 per Unit, generating an additional $412,500.
Transaction costs for the Initial Public Offering and the over-allotment option close amounted to $3,159,249, consisting of $2,300,000 of cash underwriting fee, and $859,249 of other offering costs.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Pursuant to applicable stock exchange listing rules, the Company’s initial Business Combination must be with one or more businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company intends to only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.
Upon the closing of the Initial Public Offering on May 1, 2026 and the full over-allotment option on May 6, 2026, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and a portion of the proceeds of the sale of the Private Placement Units and of the EBC Loan (as defined below), are held in a trust account (the “Trust Account”) and held in a qualified treasury-only money market fund, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
of the Investment Company Act,
as
determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company in its sole discretion subject to requirements of corporate law. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (but not the holders of the EBC founder shares) (as defined in Note 5), Private Shares (as defined in Note 4) and, subject to applicable securities laws, any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.
The Sponsor and EBC have agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC Founder Shares (as defined in Note 5), Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their Founder Shares, EBC Founder Shares, Private Shares and Public Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (1) modify the substance or timing of the obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 21 months from the closing of the Initial Public Offering or (2) with respect to any other provisions relating to shareholders’ rights or pre-initial
Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares, EBC Founder Shares and Private Shares held by them if the Company fails to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering. However, if the Sponsor or any of its affiliates acquires Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.
The Company will have until 21 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period and the Combination Period is not extended by shareholders pursuant to an amendment to the Company’s amended and restated articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less $100,000 to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.10 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims by the Company’s auditors or under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 30, 2026, as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on May 12, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods. Since the Company was incorporated on December 9, 2025, there are no comparative financial statements for the statement of operations.
Liquidity and Capital Resources
The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $150,000. As of March 31, 2026, the Company had cash of $9,562 and a working capital deficit of $284,688. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Repayment of Working Capital Loans which may be made by the Sponsor or an affiliate of the Sponsor or certain of the officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-business combination entity at a price of $10.00 per Unit at the option of the lender. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no borrowings under this arrangement to date.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the close of Initial Public Offering on May 1, 2026 and the full over-allotment option on May 6, 2026, has provided the Company with sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $9,562 and did not have any cash equivalents as of March 31, 2026.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Deferred Offering Costs
The Company complies with the requirements of the ASC
340-10-S99
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consisted of underwriting, legal, and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that was charged to shareholders’ equity upon the completion of the Initial Public Offering on May 1, 2026. As of March 31, 2026 and December 31, 2025 there was $647,810 and $439,470, respectively, of deferred offering costs incurred.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “
Income Taxes
.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “
Fair Value Measurement
,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current
based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and are accounted for as a liability pursuant to FASB ASC Topic 480.
Net Loss per Ordinary Share
Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 500,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). For the three months ended March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Recent Accounting Standards
In November 2023, the FASB issued ASU
2023-07,
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU
2023-07
on December 9, 2025, date of incorporation.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering on May 1, 2026, the Company sold 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. On May 6, 2026 the underwriters fully exercised their over-allotment option of 1,500,000 Units at $10.00 per Unit, generating proceeds of $15,000,000. Each Unit consists of one Public Share and one right (“Public Right”), with each Public Right entitling the holder to receive one-tenth
of one ordinary share.
NOTE 4 — PRIVATE PLACEMENTS
Simultaneously with the closing of the Initial Public Offering, the Sponsor and EBC purchased an aggregate of 425,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $4,250,000. On May 6, 2026 the upon the underwriters exercise of their over-allotment option of 1,500,000 Units at $10.00, the Company sold an additional 41,250 Private Placement Units at $10.00 per Unit, generating an additional $412,500. Each Unit consists of one ordinary share (each, a “Private Share”), and one right (each, a “Private Right”), with each Private Right entitling the holder to receive one-tenth
of one ordinary share. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering and over over-allotment close held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and underlying securities will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.
In addition to the Private Placement Units sold, EBC has agreed to lend the Company $250,000 as of the closing date of the Initial Public Offering (the “EBC Loan”) and an additional $37,500 as of the close of the over-allotment option. The proceeds of the EBC Loan were added to the Trust Account in order to ensure that the amount initially deposited in the Trust Account is $10.10 per unit sold to the public in the Initial Public Offering (see Note 5).

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 5 — RELATED PARTIES
Founder Shares and EBC Founder Shares
On December 17 2025, the Company issued an aggregate 3,833,333 ordinary shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.007 per share. Up to 500,000 of such Founder Shares are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full. On May 6, 2026 the underwriters fully exercised their overallotment option and the 500,000 founder shares are no longer subject to forfeiture.
On December 17, 2025, the Company issued to EBC 250,000 ordinary shares (“EBC Founder Shares”) for a purchase price of $0.007 per share and an aggregate purchase price of $1,630. The Company estimated the fair value of the EBC Founder Shares to be $396,250 or $1.585 per share. Accordingly, $394,620 (the total $396,250 fair value less $1,630 to be paid by EBC) was recorded as offering costs and closed to additional paid-in
capital at the closing of the Initial Public Offering. The Company established the initial fair value for the EBC Founder Shares on December 17, 2025, the date of the issuance, using a valuation model which takes into consideration the following market assumptions; (i) implied share price of $9.92, (ii) expected term to initial public offering of 0.247 years, (iii) risk-free rate of 3.73% and (iv) market adjustment of 16.1%. The EBC Founder Shares are classified as Level 3 at the measurement date due to the use of unobservable inputs and other risk factors.
In connection with the closing of its Initial Public Offering, the Company evaluated the Sponsor’s transfer founder shares to the non-managing
members pursuant to agreements entered into on in March and April 2026. The capital raised from the non-managing
members was used to fund
at-risk
amounts associated with the Initial Public Offering and the allocation of founder shares to such non-managing
members was considered an inducement to participate in the financing. The agreements reference Private Placement Unit and Founder Shares on a one-for-one
basis with the Company’s securities, and the related interests were issued in connection with the overall capital raise. Accordingly, the Company obtained a valuation of the Founder Shares as of March 23, 2026 and April 21, 2026 the agreement dates, which indicated a fair value of $1.48 per share. The Company recognized the fair value of the 1,380,000 Founder Shares allocated to such non-managing
members, or $2,042,400 in the aggregate, as a reduction of additional paid-in
capital upon the closing of the Initial Public Offering. The Company established the fair value for the non-managing
members on using a valuation model which takes into consideration the following market assumptions; (i) implied share price of $9.85, and (ii) probability of de-SPAC
and market adjustment of 15.0%. The
non-managing
member shares are classified as Level 3 at the measurement date due to the use of unobservable inputs and other risk factors.
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all public shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Promissory Note — Related Party
On December 17, 2025, the Sponsor agreed to loan the Company an aggregate of up to $150,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest
bearing, payable at the earlier of March 31, 2026 or the closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Company had borrowed $73,795 and $2,420, respectively, under the promissory note. The note is currently due on demand and the Company can no longer draw upon the note.
Administration Fee
Commencing on April 29, 2026, the effective date of the registration statement, through the earlier of the consummation of the Company’s Business Combination or the liquidation of the Trust Account, the Company will pay the Sponsor or its affiliate a total of $10,000 per month for office space, administrative and support services. As of March 31, 2026 and December 31, 2025 no fees have been incurred under the administration fee agreement.

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.
EBC has agreed to lend the Company up to $287,500 of which $250,000 was drawn upon as of the closing date of the Initial Public Offering and an additional $37,500 was drawn on the close of the full exercise of the over-allotment option. The proceeds of the EBC Loan were added to the Trust Account in order to ensure that the amount initially deposited in the Trust Account is $10.10 per unit sold to the public in the Initial Public Offering. If the Company does not complete an initial Business Combination, the Company will not repay the EBC Loan from amounts held in the Trust Account, and its proceeds will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, EBC Founder Shares, Private Placement Units and any units that may be issued upon conversion of Working Capital Loans (and all underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed prior to the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. In compliance with FINRA Rule 5110(f)(2)(G), the registration rights granted to EBC are limited to demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the Initial Public Offering and EBC may only exercise its demand rights on one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 6, 2026 the underwriters fully exercised their over-allotment option of 1,500,000 Units.
The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate, which was paid upon the closing of the Initial Public Offering ($2,000,000 in the aggregate) and the closing of the over-allotment exercise ($300,000 in the aggregate).
Business Combination Marketing Agreement
Pursuant to a Business Combination Marketing Agreement, the Company has engaged EBC as an advisor in connection with the initial Business Combination to assist in holding meetings with shareholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, provided that the Company may, in its sole discretion, allocate up to half of the fee to other FINRA members who assist in the Business Combination, provided that EBC’s fee shall be at least $2,000,000.

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 7 — SHAREHOLDERS’ EQUITY
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026, there were no preference shares issued or outstanding.
Ordinary Shares
— The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of March 31, 2026, there were 4,083,333 ordinary shares issued and outstanding.
Rights
— Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth
(1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth
(1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.
NOTE 8. SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.
The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.
The CODM assesses performance for the
single
segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the public offering. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2026 (unaudited)	December 31, 2025
Cash	$9,562	$—
Deferred offering costs	$647,810	$439,470

Three Months Ended March 31, 2026
General and administrative costs	$40,398
The key measures of segment profit or loss reviewed by the CODM are the general and administrative costs. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 9. SUBSEQUENT
EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On May 1, 2026, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, which is discussed in Note 3, generating proceeds of $100,000,000.
Simultaneously with the closing of the Initial Public Offering , the Company consummated the sale of 425,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to West Enclave Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), or their designees. The Company has granted the underwriters a
45-day
option from the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotment option outstanding.
On May 6, 2026 the underwriters fully exercised their over-allotment option of 1,500,000 Units at $10.00 per Unit, generating proceeds of $15,000,000. Also on May 6, 2026 the upon the underwriters exercise of their over-allotment option, the Company sold an additional 41,250 Private Placement Units at $10.00 per Unit, generating an additional $412,500.
EBC has agreed to lend the Company up to $287,500 of which $250,000 was drawn upon as of the closing date of the Initial Public Offering. Subsequent to the Initial Public Offering on May 6, 2026, when the underwriter closed on the full over-allotment option, EBC loaned the Company the additional $37,500 for a total draw on the loan of $287,500. The proceeds of the EBC Loan were added to the Trust Account in order to ensure that the amount initially deposited in the Trust Account is $10.10 per unit sold to the public in the Initial Public Offering. If the Company does not complete an initial Business Combination, the Company will not repay the EBC Loan from amounts held in the Trust Account, and its proceeds will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to West Enclave Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to West Enclave Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on December 9, 2025 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

The registration statement for the Company’s Initial Public Offering has been declared effective by the Securities and Exchange Commission (the “SEC”) on April 29, 2026. On May 1, 2026, the Company consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 425,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $4,250,000. On May 4, 2026, the underwriters of the Company notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units at $10.00 per unit upon the closing of the over-allotment, generating gross proceeds of $15,000,000. The over-allotment option closed on May 6, 2026 simultaneously with a private placement of $412,500.

Following the closing of the Initial Public Offering and the over-allotment option, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Units was held in the Trust Account.

On May 8, 2026, the Company issued a press release announcing that the holders of the Units may elect to separately trade the ordinary shares and rights included in the Units commencing on May 13, 2026. Those Units that are not separated will continue to trade on The New York Stock Exchange (the “NYSE”) under the symbol “WENC U” and the ordinary shares and rights that are separated will trade on the NYSE under the symbols “WENC” and “WENC RT,” respectively.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 9, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $40,398, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on May 1, 2026, we consummated the Initial Public Offering of 10,000,000 Units, at $10.00 per Unit, which is discussed in Note 3, generating proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 425,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsors. The Company has granted the underwriters a 45-day option from the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotment option outstanding. On May 4, 2026, the underwriters of the Company notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units at $10.00 per unit upon the closing of the over-allotment, generating gross proceeds of $15,000,000. The over-allotment option closed on May 6, 2026 simultaneously with a private placement of $412,500. Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $116,150,000 was placed in the Trust Account. We incurred $3,159,249, consisting of $2,300,000 of cash underwriting fee, and $859,249 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services provided to members of the management team.

Pursuant to a Business Combination Marketing Agreement, the Company has engaged EBC as an advisor in connection with the initial Business Combination to assist in holding meetings with shareholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of the initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, provided that the Company may, in its sole discretion, allocate up to half of the fee to other FINRA members who assist in the Business Combination, provided that EBC’s fee shall be at least $2,000,000.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report. Subsequent to the quarterly period covered by this Quarterly Report, on May 1, 2026, we consummated the Initial Public Offering of 10,000,000 Units, and on May 4, 2026, the underwriters of the Company notified the Company of their exercise of the over-allotment option in full and purchased 1,500,000 additional units at $10.00 per unit upon the closing of the over-allotment, generating an aggregate gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering and the over-allotment, we consummated the sale of an aggregate of 466,250 the Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, EarlyBirdCapital, Inc. and their designees, generating an aggregate gross proceeds of $4,662,500.
The Private Placement Units are identical to the Units underlying the Units sold in the Initial Public Offering, subject to limited exceptions.
Of the gross proceeds received from the initial public offering and the proceeds of the sale of the private placement units, an aggregate of $116,150,000 was placed in the trust account.
We paid a total of $3,159,249 of transaction costs, consisting of $2,300,000 of cash underwriting fee, and $859,249 of other offering costs.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule
16a-1(f)
of the Exchange Act) adopted or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Company, dated April 29, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

4.1	Rights Agreement, dated April 29, 2026, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.1	Letter Agreement, dated April 29, 2026, between the Company and EBC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.2	Investment Management Trust Agreement, dated April 29, 2026, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.3	Registration Rights Agreement, dated April 29, 2026, between the Company, West Enclave Sponsor, LLC, EBC, and certain securityholders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.4	Private Placement Units Purchase Agreement, dated April 29, 2026, between the Company and West Enclave Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.5	Private Placement Units Purchase Agreement, dated April 29, 2026, between the Company and EarlyBirdCapital, Inc (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.6	Form of Indemnity Agreement (incorporated by reference to an exhibit to the Registrant’s Form S-1/A (File No. 333-294139), filed with the SEC on April 20, 2026).

10.7	Administrative Services Agreement, dated April 29, 2026, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.8	Share Escrow Agreement, dated April 29, 2026, by and among the Company, Sponsor, Continental, and certain security holders (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.9	Business Combination Marketing Agreement, dated April 29, 2026, between the Company and EBC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.10	Promissory Note, dated April 29, 2026 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.11	Underwriting Agreement, dated April 29, 2026, between the Company and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEST ENCLAVE MERGER CORP.

Date: June 10, 2026	By:	/s/ Emilio Mahuad Quijano
	Name:	Emilio Mahuad Quijano
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer, Principal Financial and Accounting Officer)

Date: June 10, 2026	By:	/s/ Adrian Otero Rosiles
	Name:	Adrian Otero Rosiles
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)