Form 10-Q
period 2026-06-30
West Enclave Merger Corp.
filed 2026-08-12
CIK 2104260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2026

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☒
 No
☐
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
As of August 7, 2026 there were

16,049,583
ordinary shares, $0.0001 par value, issued and outstanding.

WEST ENCLAVE MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
WEST ENCLAVE MERGER CORP.
CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash	$879,639	$—
Prepaid expenses and other current assets	87,349	15,000

Total Current Assets	966,988	15,000
Long-term prepaid insurance	38,333	—
Deferred offering costs	—	439,470
Cash and marketable securities held in Trust Account	116,801,451	—

Total Assets	$117,806,772	$454,470

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued offering costs	$85,000	$44,850
Accrued expenses	56,705	5,310
Advance from related party	1,339	—
Promissory note – related party	—	2,420

Total Current Liabilities	143,044	52,580
EBC Loan	287,500	—

Total Liabilities	430,544	52,580

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 11,500,000 and 0 shares at a redemption value of $10.16 and $0 per share at June 30, 2026 and December 31, 2025, respectively	116,801,451	—
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,549,583 shares and 4,083,333 shares issued and outstanding, excluding 11,500,000 and no shares subject to possible redemption at June 30, 2026 and December 31, 2025 , respectively (1)	455	408
Subscription receivable	—	(1,630)
Additional paid-in capital	122,595	420,842
Retained Earnings (Accumulated deficit)	451,727	(17,730)

Total Shareholders’ Equity	574,777	401,890

Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity	$117,806,772	$454,470

(1)
Included an aggregate of up to 500,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters (See Notes 5 and 7). On May 6, 2026 the underwriters fully exercised their over-allotment option at which point 500,000 ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEST ENCLAVE MERGER CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$141,596	$181,994

Loss from operations	(141,596)	(181,994)
Other income:
Interest earned on cash and marketable securities held in Trust Account	651,451	651,451

Other income	651,451	651,451

Net income	$509,855	$469,457

Basic weighted average shares outstanding, ordinary shares subject to redemption	7,500,000	3,791,667

Basic net income per share, ordinary shares subject to redemption	$0.04	$0.06

Diluted weighted average shares outstanding, ordinary shares subject to redemption	7,500,000	3,791,667

Diluted net income per share, ordinary shares subject to redemption	$0.04	$0.06

Basic weighted average shares outstanding, ordinary shares not subject to redemption	4,190,682	3,890,382

Basic net income per share, ordinary shares not subject to redemption	$0.04	$0.06

Diluted weighted average shares outstanding, ordinary shares not subject to redemption	4,388,484	4,237,604

Diluted net income per share, ordinary shares not subject to redemption	$0.04	$0.06

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEST ENCLAVE MERGER CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(UNAUDITED)

	Ordinary shares		Additional Paid-In Capital	Subscription Receivable	(Accumulated Deficit) Retained Earnings	Shareholders’ Equity
	Shares (1)	Amount
Balance – December 31, 2025	4,083,333	$408	$420,842	$(1,630)	$(17,730)	$401,890
Receipt of subscription receivable	—	—	—	1,630	—	1,630
Net loss	—	—	—	—	(40,398)	(40,398)

Balance – March 31, 2026 (unaudited)	4,083,333	408	$420,842	—	(58,128)	363,122
Accretion for ordinary shares to redemption amount	—	—	(6,605,334)	—	—	(6,605,334)
Sale of 466,250 Private Placement Units	466,250	47	4,662,453	—	—	4,662,500
Fair value of rights included in Public units	—	—	1,725,000	—	—	1,725,000
Allocated value of transaction costs to ordinary shares	—	—	(80,366)	—	—	(80,366)
Capital contribution made by Sponsor related to the interests in founders shares allocated to non-managing members	—	—	2,042,400	—	—	2,042,400
Cost of raising capital related to interests in founders shares allocated to non-managing members	—	—	(2,042,400)	—	—	(2,042,400)
Net income	—	—	—	—	509,855	509,855

Balance – June 30, 2026 (unaudited)	4,549,583	$455	$122,595	$—	$451,727	$574,777

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

WEST ENCLAVE MERGER CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30, 2026
Cash Flows from Operating Activities:
Net income	$469,457
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(651,451)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(51,749)
Long-term prepaid insurance	(38,333)
Accrued expenses and offering costs	37,395

Net cash used in operating activities	(234,681)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)

Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from issuance of EBC shares	1,630
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Placement Units	4,662,500
Proceeds from EBC loan	287,500
Advances from related party	1,339
Proceeds from promissory note – related party	71,375
Repayment of promissory note – related party	(73,795)
Payment of offering costs	(386,229)

Net cash provided by financing activities	117,264,320

Net Change in Cash	879,639
Cash – Beginning of period	—

Cash – End of period	$879,639

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$78,150

Accretion of ordinary shares to redemption value	$6,605,334

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
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
As of June 30, 2026 the Company had not commenced any operations. All activity for the period from December 9, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 425,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to West Enclave Sponsor LLC (the “Sponsor”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), or their designees. On May 6, 2026
,
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

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

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
The Company will have until 21 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period and the Combination Period is not extended by shareholders pursuant to an amendment to the Company’s amended and restated articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less $100,000 to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 30, 2026, as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on May 12, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods. Since the Company was incorporated on December 9, 2025, there are no comparative financial statements for the statement of operations.

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Liquidity and Capital Resources
As of June 30, 2026, the Company had cash of $879,639 and a working capital of $823,944.
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
“Presentation of Financial Statement—Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company up to one year from the date of issuance of the financial statements.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $879,639 and $0 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.
Cash and Marketable Securities in Trust Account
At June 30, 2026, substantially all of the assets held in the Trust Account, amounting to $116,801,451,
were invested in the UBS Select 100% U.S. Treasury Preferred Fund, a qualified treasury-only money market fund a de minimis balance was held in cash. As of December 31, 2025, there were
 no assets held in the Trust Account.

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

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
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consisted of underwriting, legal, and other expenses incurred through the unaudited condensed balance sheet date that are directly related to the Initial Public Offering and that was charged to shareholders’ equity upon the completion of the Initial Public Offering.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “
Fair Value Measurement
,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current
based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and are accounted for as a liability pursuant to FASB ASC Topic 480. An over-allotment liability of $78,890 was recognized upon the closing of the Initial Public Offering on May 1, 2026. Upon the full exercise of the underwriters’ over-allotment option on May 6, 2026, the liability was reclassified to additional paid-in capital, with no gain or loss recognized.
Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC
480-10-S99,
the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of June 30, 2026, the ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,725,000)
Public Shares issuance costs	(3,078,883)
Plus:
Remeasurement of carrying value to redemption value	6,605,334

Ordinary shares subject to possible redemption, June 30, 2026	$116,801,451

Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. The weighted average ordinary shares were adjusted for the shares subject to redemption per calculation below. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding rights. However, because the rights are anti-dilutive, they have been excluded from the calculation of diluted income per ordinary share for the periods presented.
With respect to the accretion of ordinary shares subject to possible redemption and consistent with ASC
Topic 480-10-S99-3A,
the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$327,091	$182,764	$231,712	$237,745
Denominator:
Weighted average Ordinary Shares outstanding	7,500,000	4,190,682	3,791,667	3,890,382

Basic net income per Ordinary Share	$0.04	$0.04	$0.06	$0.06

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$321,648	$188,207	$221,692	$247,765
Denominator:
Weighted average Ordinary Shares outstanding	7,500,000	4,388,484	3,791,667	4,237,604

Diluted net income per Ordinary Share	$0.04	$0.04	$0.06	$0.06

Recent Accounting Standards
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering and the Over-Allotment Option, the Company sold 11,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Each Unit consists of one Public Share and one right (“Public Right”), with each Public Right entitling the holder to receive one-tenth
of one ordinary share.
NOTE 4 — PRIVATE PLACEMENTS
Simultaneously with the closing of the Initial Public Offering, the Sponsor and EBC purchased an aggregate of 425,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $4,250,000. Each Unit consists of one ordinary share (each, a “Private Share”), and one right (each, a “Private Right”), with each Private Right entitling the holder to receive one-tenth
of one ordinary share. On May 6, 2026, in connection with the underwriters’ election to exercise the Over-Allotment Option, the Company sold an additional 41,250 Private Placement Units to the Sponsor, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $412,500. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and underlying securities will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.
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
NOTE 5 — RELATED PARTIES
Founder Shares and EBC Founder Shares
On December 17, 2025, the Company issued an aggregate

3,833,333
ordinary shares to the Sponsor for an aggregate purchase price of $
25,000
, or approximately $
0.007
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
non-managing
members was used to fund
at-risk
amounts associated with the Initial Public Offering and the allocation of founder shares to such non-managing
members was considered an inducement to participate in the financing. The agreements reference Private Placement Unit and Founder Shares on a one-for-one
basis with the Company’s securities, and the related interests were issued in connection with the overall capital raise. Accordingly, the Company obtained a valuation of the Founder Shares as of March 23, 2026 and April 21, 2026 the agreement dates, which indicated a fair value of $1.48 per share. The Company recognized the fair value of the 1,380,000 Founder Shares allocated to such non-managing
members, or $2,042,400 in the aggregate, as a reduction of additional paid-in
capital upon the closing of the Initial Public Offering. The Company established the fair value for the non-managing
members on using a valuation model which takes into consideration the following market assumptions - as of March 23, 2026, (i) implied share price of $9.85,
(ii) expected term to de-SPAC of 1.86 years, (iii) probability of de-SPAC and market adjustment of
15.0
% and (iv) risk-free rate of 3.78
%; as of April 21, 2026, (i)
implied share price of $9.85, (ii) expected term to de-SPAC of 1.78 years, (iii) probability of de-SPAC and market adjustment of 15.0% and (iv) risk-free rate of 3.73%.
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
Advances from Related Party
During the six month period ended June 30, 2026, the Company’s received funding of $1,339 for operating expenses from the Sponsor. As of June 30, 2026, and December 31, 2025 there was a $1,339 and $0 balance owed under Advances from related party in the Company’s condensed balance sheets, respectively.

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Promissory Note — Related Party
On December 17, 2025, the Sponsor agreed to loan the Company an aggregate of up to $150,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest
bearing, payable at the earlier of June 30, 2026 or the closing of the Initial Public Offering. As of May 1, 2026, the Company had borrowed $73,795 under the promissory note. The note is due on demand and the Company can no longer draw upon the note. As of June 30, 2026 and December 31, 2025, there was $0 and $2,420, respectively, outstanding under the Promissory Note.
Administration Fee
Commencing on April 29, 2026, the effective date of the registration statement, through the earlier of the consummation of the Company’s Business Combination or the liquidation of the Trust Account, the Company will pay the Sponsor or its affiliate a total of $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2026, the Company incurred $20,000 in fees for these services, respectively, of which such amount is included in accounts payable and accrued expenses in the Company’s accompanying condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.
EBC has agreed to lend the Company up to $287,500 of which $250,000 was drawn upon as of the closing date of the Initial Public Offering. The proceeds of the EBC Loan were added to the Trust Account in order to ensure that the amount initially deposited in the Trust Account is $10.10 per unit sold to the public in the Initial Public Offering. If the Company does not complete an initial Business Combination, the Company will not repay the EBC Loan from amounts held in the Trust Account, and its proceeds will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Subsequent to the Initial Public Offering on May 6, 2026, when the underwriter closed on the full over-allotment option, EBC loaned the
Company the additional $37,500 for a total draw on the loan of $287,500. As of June 30, 2026 the aggregate balance outstanding is $287,500 and included in EBC Loan on the Company’s condensed balance sheet.
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
The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate, which was paid upon the closing of the Initial Public Offering and the Over-Allotment Option.
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

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

NOTE 7 — SHAREHOLDERS’ EQUITY
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.
Ordinary Shares
— The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share.
As of June 30, 2026, there were
 4,549,583 ordinary shares issued and outstanding which includes (i) 3,833,333
Founder Shares (excluding Private Shares), (ii) 250,000 EBC Founder Shares, and (iii) 466,250 Private Shares. As of December 31, 2025, there were 4,083,333 ordinary shares issued and outstanding which includes (i) 3,833,333 Founder Shares, of which an aggregate of up to 500,000
ordinary shares are subject to forfeiture to the extent that the underwriters’ overallotment option is not exercised in full or in part so that the number of Founder Shares will equal, in the aggregate, 25% of the Company’s issued and outstanding ordinary shares after the Proposed Public Offering (excluding Private Shares)
(ii) 250,000 EBC
Founder Shares. On May 6, 2026, the underwriters overallotment option was exercised in full and the 500,000 ordinary shares are no longer subject to forfeiture.

The ordinary shares issued and outstanding exclude 11,500,000 shares subject to possible redemption as of June 30, 2026; there were no shares subject to possible redemption as of December 31, 2025
.
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
NOTE 8 — FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
The
following
table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$116,801,451	$––
NOTE 9 — SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance. The Company’s CODM has been identified as the Co-Chief Executive Officers, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

WEST ENCLAVE MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

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

	June 30, 2026	December 31, 2025
Cash	$879,639	$––
Cash and marketable securities held in Trust Account	$116,801,451	$––

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative costs	$141,596	$181,994
Interest earned on cash and marketable securities held in Trust Account	$651,451	$651,451
The key measures of segment profit or loss reviewed by the CODM are the general and administrative costs. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual
agreements to ensure costs are aligned with all agreements and budget.
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statement is issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 9, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $509,855, which consists of interest income earned on cash and marketable securities held in Trust Account of $651,451, offset by general and administrative cost of $141,596.

For the six months ended June 30, 2026, we had a net income of $469,457, which consists of interest income earned on cash and marketable securities held in Trust Account of $651,451, offset by general and administrative cost of $181,994.

Liquidity and Capital Resources

Pursuant to the Initial Public Offering and the Over-Allotment Option, the Company sold 11,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $115,000,000.

As of June 30, 2026, the Company had cash of $879,639 and a working capital of $823,944.

In order to finance transaction costs in connection with a Business Combination, the Sponsor, EarlyBirdCapital (“EBC”), or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Repayment of Working Capital Loans which may be made by the Sponsor or an affiliate of the Sponsor or certain of the officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post-business combination entity at a price of $10.00 per Unit at the option of the lender. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. There have been no borrowings under this arrangement to date.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the close of Initial Public Offering on May 1, 2026 and the full over-allotment option on May 6, 2026, has provided the Company with sufficient funds to finance the working capital needs of the Company up to one year from the date of issuance of the financial statements.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $116,150,000 was placed in the Trust Account. We incurred $3,159,249, consisting of $2,300,000 of cash underwriting fee, and $859,249 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $234,681. Net income of $469,457 was affected by interest earned on marketable securities held in the Trust Account of $651,451. Changes in operating assets and liabilities used $52,687 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $116,801,451 (including approximately $651,451 of interest income), consisting of the UBS Select 100% U.S. Treasury Preferred Fund, a qualified treasury-only money market fund. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $879,639. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for ordinary shares subject to possible redemption is calculated by dividing the net income, net of applicable taxes, if any, by the weighted average number of shares of ordinary shares subject to possible redemption outstanding for the period. Net income per ordinary share, basic and diluted for and non-redeemable ordinary share is calculated by dividing net income less income attributable to ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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
For description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Insider Trading Arrangements and Policies
During the quarterly period ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule
16a-1(f)
of the Exchange Act) adopted or terminated a “Rule
10b5-1
trading arrangement” or
“non-Rule
10b5-1
trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Company , dated April 29, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

4.1	Rights Agreement, dated April 29, 2026, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.1	Letter Agreement, dated April 29, 2026, between the Company and EBC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.2	Investment Management Trust Agreement, dated April 29, 2026, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.3	Registration Rights Agreement, dated April 29, 2026, between the Company , West Enclave Sponsor, LLC, EBC, and certain securityholders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.4	Private Placement Units Purchase Agreement, dated April 29, 2026, between the Company and West Enclave Sponsor, LLC ( incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.5	Private Placement Units Purchase Agreement, dated April 29, 2026, between the Company and EarlyBirdCapital, Inc (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.6	Form of Indemnity Agreement (incorporated by reference to an exhibit to the Registrant’s Form S-1/A (File No. 333-294139) , filed with the SEC on April 20, 2026).

10.7	Administrative Services Agreement, dated April 29, 2026, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.8	Share Escrow Agreement, dated April 29, 2026, by and among the Company , Sponsor, Continental, and certain security holders ( incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.9	Business Combination Marketing Agreement, dated April 29, 2026, between the Company and EBC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.10	Promissory Note, dated April 29, 2026 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

10.11	Underwriting Agreement, dated April 29, 2026, between the Company and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2026).

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. 101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document. 101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

WEST ENCLAVE MERGER CORP.

Date: August 11, 2026	By:	/s/ Emilio Mahuad Quijano
	Name:	Emilio Mahuad Quijano
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer, Principal Financial and Accounting Officer)

Date: August 11, 2026	By:	/s/Adrian Otero Rosiles
	Name:	Adrian Otero Rosiles
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)